Form 10-Q
period 1996-03-30
TELEBIT CORP
filed 1996-05-13
CIK 744550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

(Mark One)
  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended:  March 30, 1996
                                   OR
  [    ]   Transition Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934.

For the transition period from ____________ to ____________
Commission file number           0-18374

                               Telebit Corporation
             (Exact name of registrant as specified in its charter)

          California                                    77-0007049
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

              One Executive Drive, Chelmsford, Massachusetts 01824
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (508) 441-2181
              (Registrant's telephone number, including area code)

     ----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Common stock, no par value                      13,680,313 shares
   --------------------------                    ---------------------
             (Class)                         (Outstanding at May 7, 1996)

                               TELEBIT CORPORATION


                                    FORM 10-Q

                    For the Three Months Ended March 30, 1996



                                      INDEX

                                                       Page Number

PART I.  FINANCIAL INFORMATION

   ITEM 1  - Financial Statements

               Consolidated Balance Sheets as of
               March 30, 1996 and December 31, 1995......... 3

               Consolidated Statements of
               Operations for the Three Months Ended
               March 30, 1996 and April 1, 1995............. 4

               Consolidated Statements of Cash Flows
               for the Three Months Ended
               March 30, 1996 and April 1, 1995............. 5

               Notes to Consolidated Financial
               Statements................................... 6

   ITEM 2  - Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations.................................. 8


PART II.  OTHER INFORMATION

   ITEM 1  - Legal Proceedings..............................15

   ITEMS 2-6 -  (Not applicable)............................15



                          PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                               TELEBIT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                March 30,    Dec. 31,
                                                  1996         1995
                                                ----------   ----------
                                                (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                          $924       $2,371
 Short-term investments                            8,030       10,055
 Accounts receivable, less allowance for
  doubtful accounts and sales returns of
  $2,966 in 1996 and $2,972 in 1995                6,743        5,343
 Inventories                                       7,343        8,161
 Prepaid expenses and other current assets           859        1,048
                                                ----------   ----------
Total current assets                              23,899       26,978

Property and equipment, net                        3,231        3,295
Other assets                                         271          309
                                                ----------   ----------
                                                 $27,401      $30,582
                                                ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations            $29          $29
 Accounts payable                                  4,050        4,443
 Accrued liabilities                               6,514        9,172
                                                ----------   ----------
Total current liabilities                         10,593       13,644

Long-term obligations, net of current portion        127          134
                                                ----------   ----------
Total liabilities                                 10,720       13,778
                                                ----------   ----------

Shareholders' equity:
 Preferred stock, no par value: 5,000,000
  shares authorized; none outstanding                 --           --
 Common stock, no par value: 40,000,000 shares
  authorized; 13,570,862 and 13,549,159 issued
  and outstanding in 1996 and 1995, respectively  57,678       57,576
 Net unrealized gain on securities available
  for sale                                            12           43
 Cumulative translation adjustment                   (19)         (14)
 Accumulated deficit                             (40,990)     (40,801)
                                                ----------   ----------
Total shareholders equity                         16,681       16,804
                                                ----------   ----------

                                                 $27,401      $30,582
                                                ==========   ==========


The accompanying notes are an integral part of these financial statements.



                               TELEBIT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                           Three Months Ended
                                         March 30,     April 1,
                                           1996          1995
                                         ---------     ---------
Revenue                                   $12,748       $18,095
Cost of revenue                             7,540        10,068
                                         ---------     ---------

    Gross margin                            5,208         8,027
                                         ---------     ---------

Operating expenses:
    Product development, net                1,858         2,331
    Sales and marketing                     2,891         4,379
    General and administrative                791         1,043
                                         ---------     ---------
          Total operating expenses          5,540         7,753
                                         ---------     ---------

Income (loss) from operations                (332)          274

Interest income                               118           197
Interest expense                               (1)           (5)
Other income, net                              63            14
                                         ---------     ---------

Income (loss) before income taxes            (152)          480

Income tax expense                             37            68
                                         ---------     ---------

Net income (loss)                           $(189)         $412
                                         =========     =========

Net income (loss) per common share         $(0.01)        $0.03
                                         =========     =========

Weighted average common and common
equivalent shares outstanding              13,571        13,826
                                         =========     =========

The accompanying notes are an integral part of these financial statements.



                               TELEBIT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                    Three Months Ended
                                                    March 30,   April 1,
                                                      1996        1995
                                                    --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $(189)       $412
 Adjustments to reconcile net income (loss) to net
  cash used for operating activities -
   Depreciation and amortization                        342         548
   Provision for doubtful accounts and sales returns     --          30
   Changes in assets and liabilities -
         Accounts receivable                         (1,400)     (2,630)
         Inventories                                    818       2,467
         Prepaid expenses and other assets              183        (155)
         Accounts payable                              (389)       (201)
         Accrued liabilities                         (2,647)     (1,387)
                                                    --------   ---------
   Net cash used for operating activities            (3,282)       (916)
                                                    --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease in short-term investments               1,994         636
 Acquisitions of property and equipment                (251)       (272)
                                                    --------   ---------
   Net cash provided by investing activities          1,743         364
                                                    --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term obligations             (7)        (60)
 Proceeds from issuance of common stock                 102         104
                                                    --------   ---------
   Net cash provided by financing activities             95          44
                                                    --------   ---------

Effect of exchange rate changes on cash                  (3)          1
                                                    --------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (1,447)       (507)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      2,371       6,471
                                                    --------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $924      $5,964
                                                    ========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                 $1          $5
  Cash paid for income taxes                              4           2

The accompanying notes are an integral part of these financial statements.

                               TELEBIT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Telebit Corporation (the "Company" or "Telebit") and the Company's wholly-owned subsidiaries, after elimination of intercompany accounts and transactions.

      The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such financial statements contain all necessary adjustments to fairly present the financial position, results of operations and cash flows of the Company for the interim periods presented. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Form 10-K.

      Certain matters discussed in, or incorporated by reference into, this Form 10-Q are forward looking statements which involve risks and uncertainties. The forward looking statements in, or incorporated by reference into, this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors, including, without limitation, the risks, uncertainties and other information discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors that May Affect Future Results" in this Form 10-Q and elsewhere in this Form 10-Q, as well as in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K").

      The  operating   results  for  the  interim  periods   presented  are  not
      necessarily indicative of the results to be expected for the full year.

2.    NET INCOME (LOSS) PER COMMON SHARE

      Net income (loss) per common share has been computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from quarterly earnings per share calculations when their effect would be anti-dilutive. Fully-diluted per share amounts are the same as the reported per share amounts.

3.    INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out basis) or
      market.  Cost  includes  material,   labor  and  manufacturing   overhead.
      Inventories consist of the following (in thousands):


                             March 30,    Dec. 31,
                               1996         1995
                             ---------    ---------
       Raw materials           $4,847       $5,986
       Work-in-process          1,800          791
       Finished goods             696        1,384
                             ---------    ---------
                               $7,343       $8,161
                             =========    =========

4.    RESTRUCTURING RESERVES

      Amounts charged against the restructuring reserve during the three months ended March 30, 1996 and the composition of the remaining reserve balance at March 30, 1996 are as follows (in thousands):

                                          First      First
                               Balance   Quarter    Quarter   Balance
                               Dec. 31,  Accruals   Charges   March 31,
                                 1995      1996       1996      1996
                               --------- ---------  --------- ----------

       Provisions for severance
         payments to terminated
         employees               $1,839      $   -  $(1,564)       $275

       Provisions related to
         closure of facilities       50          -      (50)          -
                               --------- ---------  --------- ----------
                                 $1,889      $   -  $(1,614)       $275
                               ========= =========  ========= ==========

      The balance at March 30, 1996 relates to the Company's 1995 Restructuring, as discussed below.

      1995 Restructuring

      In June 1995, the Company commenced a plan to consolidate its operations and reduce operating expenses (the "1995 Restructuring"). Under this plan, the Company recorded expenses totaling approximately $3.2 million during 1995. These charges were comprised primarily of (i) provisions for severance and retention bonus-related payments for terminated employees;
      (ii) provisions relating to the closure of its Sunnyvale, California facility; and (iii) provisions associated with the disposal of certain property and equipment.

      Amounts paid in the first  quarter of 1996 under the "1995  Restructuring"
      totaled $1.6 million, which represents severance and retention bonus-related payments for terminated employees and payments related to the closure of the Sunnyvale facility.

5.    LEGAL PROCEEDINGS

      In August 1995, two class action lawsuits were filed in the United States District Court for the District of Massachusetts in which the Company was named as a defendant, along with certain of its officers and directors. The plaintiffs in the two suits filed a consolidated amended complaint on November 9, 1995. The suits relate to disclosures made by the Company, including in its public filings and press releases, and asserts violations of federal securities laws. The defendants moved to dismiss the complaint on December 8, 1995. On February 1, 1996, the Court denied defendants' motion to dismiss. No class has yet been certified in the litigation. Although the Company denies all material allegations of the complaint and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of the litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Consolidated Financial Statements. There can be no assurance that the ultimate outcome of this matter will not have a material adverse affect on the Company's business and results of operations.

      The Company may be contingently liable with respect to certain unasserted claims that may arise during the normal course of business. There can be no assurance that the outcome of these matters will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

The success of the Company is subject to a number of risks and uncertainties, including, without limitation, the Company's ability to develop, manufacture and market products that incorporate new technology, including the Company's Modem ISDN Channel Aggregation ("MICA") technology on a timely basis, that are priced competitively and achieve significant market acceptance; changes in product mix; risks of dependence on third-party component suppliers; inventory risks due to shifts in market demand; the presence of competitors with broader product lines and greater financial resources; intellectual property rights and litigation; needs for liquidity, including completion of a bank line of credit currently under negotiation; and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including this Form 10-Q.

Certain matters discussed in, or incorporated by reference into, this Form 10-Q are forward looking statements which involve risks and uncertainties. The forward looking statements in, or incorporated by reference into, this Form 10-Q are made pursuant of the safe harbor provisions of the Private Securities
Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors, including, without limitation, the risks, uncertainties or other information discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors that May Affect Future Results" and elsewhere in this Form 10-Q, as well as in the Company's other filings with the Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K").

RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results,  the following table
sets  forth  certain  items  from  the  Company's  Consolidated   Statements  of
Operations as a percentage of revenue for the fiscal periods indicated:


                                       Three Months Ended
                                       March 30,  April 1,
                                         1996       1995
                                       --------- ---------
       Revenue                            100%       100%
       Cost of revenue                     59%        56%
                                       --------- ---------
            Gross margin                   41%        44%
                                       --------- ---------

       Operating expenses:
            Product development, net       15%        13%
            Sales and marketing            23%        24%
            General and administrative      6%         6%
                                       --------- ---------
       Total operating expenses            44%        43%
                                       --------- ---------

       Income (loss) from operations       (3%)        1%
                                       --------- ---------

       Interest income, net                 1%         1%
                                       --------- ---------

       Net income (loss)                   (2%)        2%
                                       ========= =========


Revenue

The Company derives its revenue from the sale of remote network access products, consisting of dial-up access routers and modem products. Total revenue for the first quarter of 1996 was approximately $12.7 million, a decrease of 30% from revenue of $18.1 million for the same period last year. The decrease in revenue was due primarily to lower product unit sales, particularly of the Company's modem products. The decrease in revenue was attributed, but to a lesser extent, to price erosion for both modem and dial up access router products.

Sales of the Company's products outside North America ("Export Sales") totaled $6.1 million, or 48% of revenue for the first quarter of 1996, as compared with $8.0 million, or 44% of revenue for the same period last year.

Gross Margin

Gross margin for the first quarter of 1996 was 41%, as compared with 44% for the same period last year. Gross margin in the first quarter of 1996 continued to be adversely affected by continued price competition for both the modem products and dial up access router products.

Due to continued competitive pricing pressure, the Company experienced erosion of both modem and dial up access router sell prices during the first quarter of 1996, and anticipates such erosion in the future. In order to mitigate the effect of this erosion on gross margin, the Company is attempting to (i) reduce material costs and maximize manufacturing efficiencies; (ii) increase the sales of other products which generally offer higher margins; and (iii) introduce new products and technologies. There can be no assurance that these measures will successfully mitigate the effects of such competitive pricing pressure on the Company's gross margin and the failure to mitigate such competitive pricing pressures would have a material adverse effect on the Company's business and results of operations.

Product Development

Net product development expense was $1.9 million in the first quarter of 1996, or 15% of revenue, as compared with $2.3 million, or 13% of revenue, for the same period last year. The reduction in absolute dollars was due primarily to lower personnel and facility-related costs resulting from the 1995 Restructuring.

The Company intends to develop additional new products and technology, including its MICA technology, and improve product functionality, cost and performance of certain existing products. Accordingly, the Company expects that product development expenses may increase. There can be no assurances that the Company will not experience difficulties that could delay the successful development, introduction and marketing of the MICA technology or MICA products, or that products or technologies developed by others will not render the MICA technology or MICA products uncompetitive or obsolete. In addition, there can be no assurance that the Company's MICA technology will achieve market acceptance, or result in cost effective, commercially successful new technology or products in the future. Any such failure would have a material adverse impact on the Company's business and results of operations. Furthermore, as the Company enters new markets, distribution channels, technical requirements and basis of competition may be different than those in the Company's current markets and there can be no assurance that the Company will be able to compete successfully.

Sales and Marketing

Sales and marketing expenses were $2.9 million in the first quarter of 1996, or 23% of revenue, as compared with $4.4 million, or 24% of revenue, for the same period last year. The reduction in absolute dollars was due primarily to lower promotional expenditures, and, to a lesser extent, lower personnel-related costs in connection with the 1995 Restructuring. The Company expects that sales and marketing expenses may increase in subsequent quarters as a result of promotional expenditures, including such costs relating to its MICA technology and MICA products.

General and Administrative

General and administrative expenses were $0.8 million in the first quarter of 1996, or 6% of revenue, as compared with $1.0 million, or 6% of revenue, for the same period last year. The reduction in absolute dollars was due primarily to lower personnel-related costs. The Company expects that general and administrative expenses may increase in subsequent quarters as a result of continued costs incurred in connection with the shareholder litigation. See Item 1 - Legal Proceedings.

Interest Income and Expense

Interest income totaled $118,000 and $197,000 for the first quarter of 1996 and 1995, respectively. The decrease was due primarily to lower cash, cash equivalents and short-term investment balances during the first quarter of 1996 when compared to the first quarter of 1995.

Interest expense totaled $1,000 and $5,000 for the first quarter of 1996 and 1995, respectively. This decrease between the periods was due primarily to the repayment of capital lease obligations.

Income Taxes

The Company's tax provisions of $37,000 and $68,000 for the first quarter of 1996 and 1995, respectively, represent primarily taxes on foreign operations. No provision for federal income taxes was made during either period, as the Company had significant tax net operating loss and credit carryforwards available for utilization.

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 1996, the Company's primary sources of liquidity included cash, cash equivalents and short-term investments, aggregating $9.0 million and an unsecured $7.5 million bank line of credit expiring in April 1996, under which there were no borrowings outstanding. As of March 30, 1996, the Company was not in compliance with certain of the financial covenants contained in the bank line of credit, as amended, and, accordingly, was unable to borrow under the bank line of credit. The Company and the bank are currently negotiating the terms and conditions of a new bank line of credit. The Company has sought and received periodic funding from capital lease arrangements and equipment loans to finance portions of its property and equipment additions. The Company did not have any material committed capital expenditures at March 30, 1996.

The Company's cash and cash equivalents decreased by $1.4 million during the first quarter of 1996 to $0.9 million. Net cash used for operating activities during the first quarter of 1996 was $3.3 million, as compared with $0.9 million for the same period last year. The difference was primarily due to payments totaling $1.6 million during the first quarter of 1996, for severance and retention bonus-related payments made by the Company in connection with the 1995 Restructuring. Net cash provided by investing activities for the first quarter of 1996 was $1.7 million, as compared with $0.4 million for the same period last year. The difference was due primarily to a $2.0 million reduction in short-term investments during the first quarter of 1996. Net cash provided by financing activities for the first quarter of 1996 was $95,000, as compared with $44,000 for the same period last year.

Except with respect to issuances of common stock (i) under employee benefit plans; (ii) in connection with the Company's buyout of a joint venture partner in 1991; and (iii) in connection with the Company's merger with Octocom, the Company has not issued any common stock since its initial public offering completed in April 1990, which raised approximately $20.2 million, net of issuance costs.

The Company's ability to meet its future liquidity requirements is dependent in part upon its ability to operate profitably, or in the absence thereof, to obtain additional financings. The Company recently has undergone several restructurings intended to decrease future operating expenses, however there can be no assurance that the Company will be profitable in the future or will not have to undertake further restructurings. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurance that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. The Company believes that, with its current levels of cash, cash equivalents, short-term investments, and bank line of credit facility, it has adequate sources of cash to meet its operations and capital expenditure requirements through at least March 30, 1997.

To date, inflation has not had a significant impact on the Company's operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information provided by the Company from time to time including statements contained in, or incorporated by reference into, this Form 10-Q which are not historical facts, are so-called "forward-looking statements," and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including, but not limited to, the percentage of revenues attributable to sales to distributors and VARs, the portion of revenues from Export Sales, increases in expenses and need for liquidity, including completion of a bank line of credit currently under negotiation), and "Legal Proceedings" which are not historical facts may be "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and elsewhere within this Form 10-Q, as well as from time to time in the Company's other filings with the Commission, including the Company's Form 10-K.

The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations have been, and future results may be, affected by various industry trends and factors which are beyond the Company's control. The markets for the Company's products are increasingly competitive, and the Company's results of operations have been, and may in the future be, adversely affected by factors, including, but not limited to, the presence of existing or future competitors, many of which have broader product lines and greater financial resources; the development of new technologies and the introduction of new products by the Company and others; the assertion by third parties of patent or similar intellectual property rights and the reduction of prices by competitors to gain or retain market share. The Company has in the past, and may in the future, reduce product prices or increase spending in response to competition or to pursue new market opportunities.

The markets for the Company's products are characterized by evolving industry standards, rapidly changing technologies and frequent new product introductions. The Company has from time to time experienced delays in introducing new products and product enhancements and there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products or technologies, including the MICA technology and products, or product enhancements. In addition, there can be no assurance that such new products or product enhancements will meet the requirements of the marketplace and achieve market acceptance. Any such failure could have a material adverse effect on the Company's business and results of operations. In addition, from time to time, the Company or others may announce products, features or technologies which have the potential to shorten the life cycle of or replace the Company's then existing products. Such announcements could cause customers to defer the decision to buy or determine not to buy the Company's products or cause the Company's distributors to seek to return products to the Company, any of which would have a material adverse effect on the Company's business and results of operations. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies uncompetitive or obsolete.

The Company derives a significant percentage of its revenue from sales to distributors and VARs. The Company provides most of its distributors and VARs with "stock balancing" and "price protection" rights. Stock balancing rights permit these distributors and VARs to return current products to the Company for credit, within specified limits (generally not to exceed 10% of the previous quarter's purchases) and subject to purchasing an equal amount of other products of the Company. Price protection rights may require that, in certain cases, the Company grant retroactive price adjustments for inventories of the Company's products held by distributors if the Company lowers the price of those products. While the Company believes that it has adequate reserves to cover its stock balancing and price protection obligations, there can be no assurance that the Company will not experience significant returns or price protection adjustments in the future.

The Company derives a substantial amount of its revenue from Export Sales and expects that Export Sales will continue to account for a significant portion of its revenue in the future. Export Sales are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries could impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs or adopt other restrictions on foreign trade; fluctuations in exchange rates could affect product demand; and the protection of intellectual property in foreign countries may be more difficult to enforce.

The market price of the Company's common stock has been, and may continue to be, extremely volatile. Factors such as new product announcements by the Company or its competitors, quarterly fluctuations in the Company's operating results and general conditions in the remote network access market may have a significant impact on the market price of the Company's common stock. These conditions, as well as factors which generally affect the market for stock of high technology companies, could cause the price of the Company's stock to fluctuate substantially.

The Company's revenue is typically derived from orders booked within the same fiscal quarter. The Company has also historically experienced significant volatility in revenue. The Company's future success will depend in substantial part on sustained profitability on a quarterly and annual basis. Additionally, shipment quantities and delivery schedules, under cancelable customer purchase orders outstanding from time to time, frequently are revised to reflect changes in customer needs. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's expenses are relatively fixed in the short term, variations in the timing of recognition of revenue could cause significant fluctuations in operating results from quarter to quarter and may result in unanticipated quarterly earnings shortfalls or losses. In addition, the Company's operating results may fluctuate as a result of a number of other factors, including demand for the Company's products, product mix, production or quality problems, changes in material or labor costs, customer discounts, the timing of orders from and shipments to major customers, general economic conditions, government regulation or intervention affecting the remote network access market. There can be no assurance that the Company will be successful in maintaining or improving its profitability or avoiding losses in any future period.

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In August 1995, two class action lawsuits were filed in the United States District Court for the District of Massachusetts in which the Company was named as a defendant, along with certain of its officers and directors. The plaintiffs in the two suits filed a consolidated amended complaint on November 9, 1995. The suits relate to disclosures made by the Company, including in its public filings and press releases, and assert violations of federal securities laws. The defendants moved to dismiss the complaint on December 8, 1995. On February 1, 1996, the Court denied defendants' motion to dismiss. No class has yet been certified in the litigation. Although the Company denies all material allegations of the complaint and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of the litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Consolidated Financial Statements. There can be no assurance that the ultimate outcome of this matter will not have a material adverse affect on the Company's business and results of operations.


ITEMS 2-6 - Not applicable.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TELEBIT CORPORATION




                                         /s/  Brian D. Cohen
Date:  May 13, 1996                         Brian D. Cohen
                                            Chief Financial Officer
                                            (signing as duly authorized
                                             signatory on behalf of the
                                             Registrant and in his capacity
                                             as Principal Financial and
                                             Accounting Officer)