Form 10-Q
period 1996-06-29
TELEBIT CORP
filed 1996-08-14
CIK 744550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        -----------------------------------

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the quarterly period ended:  June 29, 1996
                                         OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


      Common stock, no par value                         13,831,466 shares
               (Class)                           (Outstanding at August 5, 1996)

                             TELEBIT CORPORATION


                                  FORM 10-Q

                     For the Quarter Ended June 29, 1996



                                    INDEX

                                                            Page Number

PART I.  FINANCIAL INFORMATION

   ITEM 1   -  Financial Statements

                 Consolidated Balance Sheets as of
                 June 29, 1996 and December 31, 1995............  3

                 Consolidated Statements of Operations
                 for the Three and Six Months Ended
                 June 29, 1996 and July 1, 1995.................. 4

                 Consolidated Statements of Cash Flows
                 for the Six Months Ended
                 June 29, 1996 and July 1, 1995.................. 5

                 Notes to Consolidated Financial
                 Statements...................................... 6

   ITEM 2   -  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations..................................... 9

PART II.  OTHER INFORMATION

   ITEM 1      Legal Proceedings.................................15
   ITEMS 2-3   (Not applicable)..................................15
   ITEM 4      Submission of Matters to a Vote of
               Security Holders..................................15
   ITEM 5      Other Information.................................16
   ITEM 6      Exhibits and Reports on Form 8-K..................17


                        PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                          TELEBIT CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share data)

                                                    June 29,    Dec. 31,
                                                      1996        1995
                                                   ----------- -----------
                                                   (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                           $ 1,735     $ 2,371
 Short-term investments                                7,007      10,055
 Accounts receivable, less allowance for
  doubtful accounts and sales returns of
  $2,895 in 1996 and $2,972 in 1995                    7,035       5,343
 Inventories                                           8,023       8,161
 Prepaid expenses and other
  current assets                                         536       1,048
                                                   ----------- -----------
Total current assets                                  24,336      26,978

Property and equipment, net                            3,052       3,295
Other assets                                             209         309
                                                   ----------- -----------
                                                     $27,597     $30,582
                                                   =========== ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term obligations                $29         $29
 Accounts payable                                      5,233       4,443
 Accrued liabilities                                   6,044       9,172
                                                   ----------- -----------
Total current liabilities                             11,306      13,644

Long-term obligations, net of current portion             16         134
                                                   ----------- -----------
Total liabilities                                     11,322      13,778
                                                   ----------- -----------

Shareholders' equity:
 Preferred stock, no par value: 5,000,000
  shares authorized; none outstanding                     --          --
 Common stock, no par value: 40,000,000 shares
  authorized; 13,802,594 and 13,549,159 issued
  and outstanding in 1996 and 1995, respectively      58,438      57,576
 Net unrealized gain on securities available
  for sale                                                --          43
 Cumulative translation adjustment                       (29)        (14)
 Accumulated deficit                                 (42,134)    (40,801)
                                                   ----------- -----------
Total shareholders equity                             16,275      16,804
                                                   ----------- -----------

                                                     $27,597     $30,582
                                                   =========== ===========


   The accompanying notes are an integral part of these financial statements.


                             TELEBIT CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)

                                    Three Months Ended      Six Months Ended
                                   June 29,    July 1,    June 29,     July 1,
                                     1996        1995       1996        1995
                                  ----------- ----------- ----------  ----------

Revenue                              $12,540     $12,452    $25,288     $30,547
Cost of revenue                        7,905       8,779     15,445      18,847
                                  ----------- ----------- ----------  ----------

 Gross margin                          4,635       3,673      9,843      11,700
                                  ----------- ----------- ----------  ----------

Operating expenses:
 Product development, net              1,994       2,307      3,852       4,638
 Sales and marketing                   2,849       4,826      5,740       9,205
 General and administrative            1,038       1,124      1,829       2,167
 Restructuring                            --       3,276         --       3,276
                                   ---------- ----------- ----------  ----------
  Total operating expenses             5,881      11,533     11,421      19,286
                                  ----------- ----------- ----------  ----------

Loss from operations                  (1,246)     (7,860)    (1,578)     (7,586)

Interest income                          121         235        239         432
Interest expense                          (1)         (3)        (2)         (8)
Other income (expense), net               (1)          1         62          15
                                  ----------- ----------- ----------  ----------

Loss before income taxes              (1,127)     (7,627)    (1,279)     (7,147)

Income tax expense                        17          47         54         115
                                  ----------- ----------- ----------  ----------

Net loss                             $(1,144)    $(7,674)   $(1,333)    $(7,262)
                                  =========== =========== ==========  ==========

Net loss per common share             $(0.08)     $(0.58)    $(0.10)     $(0.54)
                                  =========== =========== ==========  ==========

Weighted average common and common
equivalent shares outstanding         13,717      13,316     13,644      13,571
                                  =========== =========== ==========  ==========

    The accompanying notes are an integral part of these financial statements.


                             TELEBIT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)

                                                            Six Months Ended
                                                         June 29,      July 1,
                                                           1996         1995
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $(1,333)     $(7,262)
 Adjustments to reconcile net loss to net cash
  used for operating activities -
   Depreciation and amortization                               706        1,104
   Provision for doubtful accounts and sales returns            --          505
   Provision for restructuring expenses                         --        3,276
 Changes in assets and liabilities -
   Accounts receivable                                      (1,691)         799
   Inventories                                                 138        2,544
   Prepaid expenses and other assets                           526         (771)
   Accounts payable                                            791          313
   Accrued liabilities                                      (3,129)      (1,242)
   Long term obligations                                      (103)         (41)
                                                         ----------   ----------
 Net cash used for operating activities                     (4,095)        (775)
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease (increase) in short-term investments           3,005       (2,050)
 Acquisition of property and equipment                        (391)        (484)
                                                         ----------   ----------
  Net cash provided by (used for) investing activities       2,614       (2,534)
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term obligations                   (15)        (100)
 Proceeds from issuance of common stock                        862        1,273
                                                         ----------   ----------
  Net cash provided by financing activities                    847        1,173
                                                         ----------   ----------

Effect of exchange rate changes on cash                         (2)          --
                                                         ----------   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (636)      (2,136)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             2,371        6,471
                                                         ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $1,735       $4,335
                                                         ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                        $1           $8
  Cash paid for income taxes                                     6            3

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

      The accompanying consolidated financial statements are unaudited; however, in the opinion of management, such financial statements contain all necessary adjustments to fairly present the financial position, results of operations and cash flows of the Company for the interim periods presented. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Form 10-K").

      Certain matters discussed in, or incorporated by reference into, this Form 10-Q are forward looking statements which involve risks and uncertainties. The forward looking statements in, or incorporated by reference into, this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially due to a variety of factors, including, without limitation, the risks, uncertainties and other information discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors that May Affect Future Results" in this Form 10-Q and elsewhere in this Form 10-Q, as well as in the Company's other filings with the Securities and Exchange Commission, including the Form 10-K.

      The  operating   results  for  the  interim  periods   presented  are  not
      necessarily indicative of the results to be expected for the full year.

2.    NET LOSS PER COMMON SHARE

      Net loss per common share has been computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from quarterly earnings per share calculations when their effect would be anti-dilutive. Fully-diluted per share amounts are the same as the reported per share amounts.

3.    INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out basis) or
      market.  Cost  includes  material,   labor  and  manufacturing   overhead.
      Inventories consist of the following (in thousands):

                                  June 29,       Dec. 31,
                                    1996           1995
                                 -----------    -----------

       Raw materials                 $5,202         $5,986
       Work-in-process                1,974            791
       Finished goods                   847          1,384
                                 -----------    -----------
                                     $8,023         $8,161
                                 ===========    ===========


4.    RESTRUCTURING RESERVES

      Amounts charged against the restructuring reserve during the three months ended June 29, 1996 and the composition of the remaining reserve balance at June 29, 1996 are as follows (in thousands):

                                               Second      Second
                                  Balance      Quarter     Quarter     Balance
                                  March 30,    Accruals    Charges     June 29,
                                     1996        1996        1996        1996
                                 ----------- ----------- ----------- -----------

       Provisions for severance
          payments to terminated
          employees                     $275        $ -       $(154)       $121
                                 ----------- ----------- ----------- -----------
                                        $275        $ -       $(154)       $121
                                 =========== =========== =========== ===========

      The balance at June 29, 1996 relates to the Company's 1995 Restructuring, as discussed below.

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

      Amounts paid in the second quarter of 1996 and first six months of 1996 under the 1995 Restructuring totaled approximately $154,000 and $1.8 million, respectively, which consisted primarily of severance and retention bonus-related payments for terminated employees.

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

6.    SUBSEQUENT EVENTS

      Proposed Merger and Asset Sale

      On July 21, 1996, the Company, Cisco Systems, Inc. ("Cisco") , and Cobra Acquisition Corporation, a California corporation and a wholly-owned subsidiary of Cisco ("Merger Sub"), entered into an Agreement and Plan of Reorganization (the "Merger Agreement") pursuant to which (a) Merger Sub will merge with and into the Company and the Company will be the surviving corporation and become a wholly-owned subsidiary of Cisco and (b) each share of common stock, no par value per share (the "Common Stock"), of the Company (including shares represented by vested options) will be converted into the right to receive $13.35 per share in cash, without interest (the "Merger"). The obligations of Cisco and Merger Sub to consummate the Merger are subject to shareholder and regulatory approval and certain other conditions, including consummation of the Asset Sale described below.

      In connection with the Merger, the Company granted Cisco an option to purchase 2,071,000 (or approximately fifteen percent (15%) prior to issuance) of the authorized but unissued shares of the Company's Common
      Stock at a price of $13.35 per share, payable in cash, subject to adjustment. The option is exercisable by Cisco, in whole or in part, after any event occurs which would permit Cisco to terminate the Merger Agreement and recover a termination fee and certain out-of-pocket costs and expenses pursuant to the Merger Agreement. The Cisco option will terminate upon the consummation of the Merger, or upon the occurrence of certain other events.

      Concurrently with the Merger Agreement, the Company and Telebit (Newco) Inc. ("Newco"), a Delaware corporation formed by James D. Norrod, President and Chief Executive Officer of the Company for the sole purpose of effecting the Asset Sale, entered into an Asset Purchase Agreement (the "Asset Agreement"). Under the Asset Agreement, Newco will acquire substantially all of the assets of the Company, excluding, among other things, the Company's MICA technology, the trademark MICA, all other patents and patent applications of the Company and $3.5 million in cash, and will assume substantially all of the liabilities of the Company in consideration for $31.5 million aggregate principal amount of Secured Subordinated Promissory Notes due 2001 (the "Notes") of Newco (the "Asset Sale"). The rights of the Company as holder of the Notes are set forth in a Preferred Stock and Noteholder Rights Agreement. The Preferred Stock and Noteholder Rights Agreement further provides for the sale and issuance by Newco of 3,500 shares of Class A Redeemable Preferred Stock, $.01 par value per share (the "Preferred Stock"), for an aggregate purchase price of $3.5 million. Consummation of the Asset Sale is subject to approval by the Company's shareholders and certain other closing conditions, including the certification by the parties to the Merger Agreement that all conditions precedent closing the Merger, other than consummation of the Asset Sale, have been satisfied.

      Certain Legal Proceedings

      On August 2, 1996, a complaint was filed in the Middlesex County, Massachusetts, Superior Court, entitled Dr. Herb Golden v. James P.
      (sic) Norrod,  Michael K. Ballard,  C. Richard Kramblich (sic),  Scott
      J. Loftesness, Cisco Systems, Inc. and Telebit Corporation (Civil Action No. 96-4537). The lawsuit relates to the Merger and the Asset Sale.

      The suit alleges, among other things, that the Merger and Asset Sale will not be in the best interest of Telebit's shareholders. The suit also alleges that the consideration being paid in connection with the Asset Sale and the proposed merger consideration of $13.35 per share are below market value. The suit asks the court to enjoin the closing of the transactions, or, alternatively, to award unspecified damages from the defendants in the event the transactions are consummated.

      Cisco and Telebit believe that the suit is without merit and intend to defend it vigorously.

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

RESULTS OF OPERATIONS

As an aid to understanding the Company's operating results,  the following table
sets  forth  certain  items  from  the  Company's  Consolidated   Statements  of
Operations as a percentage of revenue for the fiscal periods indicated:

                               Three Months Ended           Six Months Ended
                              June 29,       July 1,      June 29,      July 1,
                                1996          1995          1996         1995
                           ------------  ------------  ------------ ------------

Revenue                          100%           100%         100%          100%
Cost of revenue                   63%            71%          61%           62%
                           ------------  ------------  ------------ ------------
 Gross margin                     37%            29%          39%           38%
                           ------------  ------------  ------------ ------------

Operating expenses:
 Product development, net         16%            19%          15%           15%
 Sales and marketing              23%            39%          23%           30%
 General and administrative        8%             9%           7%            7%
 Restructuring expenses            --            26%           --           11%
                           ------------  ------------  ------------ ------------
Total operating expenses          47%            93%          45%           63%
                           ------------  ------------  ------------ ------------

Loss from operations             (10%)          (64%)         (6%)         (25%)
                            -----------  ------------  ------------ ------------

Interest income, net               1%             2%           1%            1%
                           ------------  ------------  ------------ ------------

Net loss                          (9%)          (62%)         (5%)         (24%)
                           ============  ============  ============ ============


Revenue

The Company derives its revenue from the sale of remote network access products, consisting of dial-up access routers and modem products. Total revenue for the second quarter of 1996 was approximately $12.5 million, approximately equal to the same period last year. Total revenue for the first six months of 1996 was $25.3 million, a decline of 17% from revenue of $30.5 million for the same period last year. The decrease in revenue was due primarily to lower product unit sales, particularly of the Company's modem products, and, to a lesser extent, the Company's dial up access router products.

Sales of the Company's products outside North America ("Export Sales") totaled $7.3 million, or 58% of revenue for the second quarter of 1996, as compared with $6.2 million, or 49% of revenue for the same period last year. Export Sales totaled $13.4 million, or 53% of revenue for the first six months of 1996, as compared with $14.2 million, or 47% of revenue for the same period last year.

Gross Margin

Gross margin for the second quarter of 1996 was 37%, as compared with 29% for the same period last year. The higher gross margin for the second quarter of 1996 as compared with the same period last year was due primarily to (i) the write-down of certain inventory to net realizable value during the second quarter of 1995 and (ii) price protection reserves recorded in the second quarter of 1995 due to list price reductions for certain products. This was partially offset by the adverse impact of continued price erosion in the second quarter of 1996, for modem products and, to a lesser extent, dial up access router products.

Gross margin for the first six months of 1996 was 39%, as compared with 38% for the same period last year. Although gross margins for both periods were similar, gross margin for the first six months of 1995 was adversely affected by (i) the write-down of certain inventory to net realizable value during the second quarter of 1995 and (ii) price protection reserves recorded in the second quarter of 1995 due to list price reductions for certain products. This was largely offset during the first six months of 1996 by the continued adverse impact of price competition for modem products and dial up access router products.

Due to continued competitive pricing pressure, the Company experienced erosion of both modem and dial up access router sell prices during the second quarter and first six months of 1996, and anticipates such erosion in the future. In order to mitigate the effect of this erosion on gross margin, the Company is attempting to (i) reduce material costs and maximize manufacturing efficiencies;
(ii) increase the sales of other products which generally offer higher margins; and (iii) introduce new products and technologies. There can be no assurance that these measures will successfully mitigate the effects of such competitive pricing pressure on the Company's gross margin and the failure to mitigate such competitive pricing pressures would have a material adverse effect on the Company's business and results of operations.

Product Development

Net product development expense was $2.0 million in the second quarter of 1996, or 16% of revenue, as compared with $2.3 million, or 19% of revenue, for the same period last year. Net product development expense was $3.9 million in the first six months of 1996, or 15% of revenue, as compared with $4.6 million, or 15% of revenue, for the same period last year. The reduction in absolute dollars for both periods was due primarily to lower personnel and facility-related costs resulting from the 1995 Restructuring.

The Company intends to develop additional new products and technology, including its MICA technology, and improve product functionality, cost and performance of certain existing products. Accordingly, the Company expects that product development expenses may increase in subsequent quarters. There can be no assurances that the Company will not experience difficulties that could delay the successful development, introduction and marketing of the MICA technology or MICA products, or that products or technologies developed by others will not render the MICA technology or MICA products uncompetitive or obsolete. In addition, there can be no assurance that the Company's MICA technology will achieve market acceptance, or result in cost effective, commercially successful new technology or products in the future. Any such failure would have a material adverse impact on the Company's business and results of operations. Furthermore, as the Company enters new markets, distribution channels, technical requirements and basis of competition may be different than those in the Company's current markets and there can be no assurance that the Company will be able to compete successfully.

Sales and Marketing

Sales and marketing expenses were $2.8 million in the second quarter of 1996, or 23% of revenue, as compared with $4.8 million, or 39% of revenue, for the same period last year. Sales and marketing expenses were $5.7 million in the first six months of 1996, or 23% of revenue, as compared with $9.2 million, or 30% of revenue, for the same period last year. The reduction in absolute dollars for both periods was due primarily to (i) lower personnel-related costs in connection with the 1995 Restructuring; (ii) lower promotional-related expenditures and (iii) the provision for doubtful accounts during the second quarter of 1995 of approximately $505,000. The Company expects that sales and marketing expenses may increase in subsequent quarters as a result of promotional expenditures, including such costs relating to its MICA technology and MICA products.

General and Administrative

General and administrative expenses were $1.0 million in the second quarter of 1996, or 8% of revenue, as compared with $1.1 million, or 9% of revenue, for the same period last year. General and administrative expenses were $1.8 million in the first six months of 1996, or 7% of revenue, as compared with $2.2 million, or 7% of revenue, for the same period last year. The decline in absolute dollars for both periods was due to lower personnel-related costs in connection with the 1995 Restructuring, which was partially offset by higher legal costs incurred in connection with the Merger and Asset Sale, and the shareholder litigation (see
Part II, Item 5 - Other Information and Part II, Item 1 - Legal Proceedings, respectively). The Company expects that general and administrative expenses may increase in subsequent quarters as a result of continued costs incurred in connection with the shareholder litigation, the Merger and Asset Sale.

Interest Income and Expense

Interest income totaled $121,000 and $235,000 for the second quarter of 1996 and 1995, respectively. Interest income totaled $239,000 and $432,000 for the first six months of 1996 and 1995, respectively. The decrease for both periods was due primarily to lower cash, cash equivalents and short-term investment balances during the second quarter and first six months of 1996 when compared to the same periods last year.

Interest expense totaled $1,000 and $3,000 for the second quarter of 1996 and 1995, respectively. Interest expense totaled $2,000 and $8,000 for the first six months of 1996 and 1995, respectively. The decrease for both periods was due primarily to the repayment of capital lease obligations.

Income Taxes

The Company's tax provisions of $17,000 and $47,000 for the second quarter of 1996 and 1995, respectively, as well as $54,000 and $115,000 for the first six months of 1996 and 1995, respectively, represent primarily taxes on foreign operations. No provision for federal income taxes was made during either period, as the Company had significant tax net operating loss and credit carryforwards available for utilization.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 1996, the Company's primary sources of liquidity included cash, cash equivalents and short-term investments, aggregating $8.7 million. The Company is currently negotiating revised terms and covenants to its bank line of credit which expired in April 1996. The Company has sought and received periodic funding from capital lease arrangements and equipment loans to finance portions of its property and equipment additions. The Company did not have any material committed capital expenditures at June 29, 1996.

The Company's cash and cash equivalents decreased by $0.6 million during the first six months of 1996 to $1.7 million. Net cash used for operating activities during the first six months of 1996 was $4.1 million, as compared with $0.8 million for the same period last year. The difference was due primarily to (i) reductions in accrued expenses, consisting primarily of severance and retention bonus-related payments in connection with the 1995 Restructuring; and (ii) an increase in receivables of $1.7 million. Net cash provided by investing activities for the first six months of 1996 was $2.7 million, as compared with $2.5 million net cash used for investing activities for the same period last year. The difference was due to a decrease in short term investments during the first six months of 1996, as compared with an increase during the same period last year. Net cash provided by financing activities for the first six months of 1996 was $0.8 million, as compared with $1.2 million for the same period last year.

Except with respect to issuances of common stock (i) under employee benefit plans; (ii) in connection with the Company's buyout of a joint venture partner in 1991; and (iii) in connection with the Company's merger with Octocom, the Company has not issued any common stock since its initial public offering completed in April 1990, which raised approximately $20.2 million, net of issuance costs.

The Company's ability to meet its future liquidity requirements is dependent in part upon its ability to operate profitably, or in the absence thereof, to obtain additional financings. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurance that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. The Company believes that, with its current levels of cash, cash equivalents, short-term investments, and bank line of credit facility currently being negotiated, it has adequate sources of cash to meet its operations and capital expenditure requirements through at least June 30, 1997.

To date, inflation has not had a significant impact on the Company's operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information provided by the Company from time to time including statements contained in, or incorporated by reference into, this Form 10-Q which are not historical facts, are so-called "forward-looking statements," and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including, but not limited to, the percentage of revenues attributable to sales to distributors and VARs, the portion of revenues from Export Sales, increases in expenses and need for liquidity, including completion of a bank line of credit currently under negotiation), "Other Information" and "Legal Proceedings" which are not historical facts may be "forward-looking" statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below and elsewhere within this Form 10-Q, as well as from time to time in the Company's other filings with the Commission, including the Company's Form 10-K.

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

On  August  2,  1996,  a  complaint  was  filed  in  the  Middlesex  County,
Massachusetts, Superior Court, entitled Dr. Herb Golden v. James P. (sic) Norrod, Michael K. Ballard, C. Richard Kramblich (sic), Scott J. Loftesness, Cisco Systems, Inc. and Telebit Corporation (Civil Action No. 96-4537). The lawsuit relates to the Merger and the Asset Sale.

The suit alleges, among other things, that the Merger and Asset Sale will not be in the best interest of Telebit's shareholders. The suit also alleges that the consideration being paid in connection with the Asset Sale and the proposed merger consideration of $13.35 per share are below market value. The suit asks the court to enjoin the closing of the transactions, or, alternatively, to award unspecified damages from the defendants in the event the transactions are consummated.

Cisco and Telebit believe that the suit is without merit and intend to defend it vigorously.

ITEMS 2-3 - Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 30, 1996, pursuant to the Notice of Annual Meeting of Shareholders dated April 24, 1996:

1. the proposal to amend the By-Laws of the Company to fix the number of directors of the Company at not less than four (4) nor more than seven (7) directors was approved (11,505,311 shares in favor; 109,353 shares against; 65,345 shares abstaining; and 394,336 broker non-votes).

2. the proposal to elect the following nominees as directors, to hold office until the next Annual Meeting of Shareholders of the Company and until their successors are elected and qualified, was approved (vote results as follows):


       Nominee                      Votes For             Votes Withheld

Michael K. Ballard                  11,538,433                535,912
C. Richard Kramlich                 11,543,733                530,612
Scott J. Loftesness                 11,542,333                532,012
James D. Norrod                     11,522,633                551,712


3. the proposal to approve an amendment to the Company's 1995 Employee Stock Option Plan to increase the number of shares reserved for issuance thereunder was approved (10,572,713 shares in favor; 1,169,123 shares against; 91,338 shares abstaining; and 241,171 broker non-votes).

4. the proposal to approve an amendment of the Company's 1995 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder was approved (11,429,609 shares in favor; 303,090 shares against; 98,225 shares abstaining; and 243,421 broker non-votes).

5. the proposal to ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1996 was approved (11,964,169 shares in favor; 68,446 shares against; 41,730 shares abstaining; and no broker non-votes).

ITEM 5 - OTHER INFORMATION

On July 21, 1996, the Company, Cisco Systems, Inc. ("Cisco") , and Cobra Acquisition Corporation, a California corporation and a wholly-owned subsidiary of Cisco ("Merger Sub"), entered into an Agreement and Plan of Reorganization (the "Merger Agreement") pursuant to which (a) Merger Sub will merge with and into the Company and the Company will be the surviving corporation and become a wholly-owned subsidiary of Cisco and (b) each share of common stock, no par value per share (the "Common Stock"), of the Company (including shares represented by vested options) will be converted into the right to receive $13.35 per share in cash, without interest (the "Merger"). The obligations of Cisco and Merger Sub to consummate the Merger are subject to shareholder and regulatory approval and certain other conditions, including consummation of the Asset Sale described below.

In connection with the Merger, the Company granted Cisco an option to purchase 2,071,000 (or approximately fifteen percent (15%) prior to issuance) of the authorized but unissued shares of the Company's Common Stock at a price of $13.35 per share, payable in cash, subject to adjustment. The option is exercisable by Cisco, in whole or in part, after any event occurs which would permit Cisco to terminate the Merger Agreement and recover a termination fee and certain out-of-pocket costs and expenses pursuant to the Merger Agreement. The Cisco option will terminate upon the consummation of the Merger, or upon the occurrence of certain other events.

Concurrently with the Merger Agreement, the Company and Telebit (Newco) Inc., a Delaware corporation formed by James D. Norrod, President and Chief Executive Officer of the Company for the sole purpose of effecting the Asset Sale, entered into an Asset Purchase Agreement (the "Asset Agreement"). Under the Asset Agreement, Newco will acquire substantially all of the assets of the Company, excluding, among other things, the Company's MICA technology, the trademark MICA, all other patents and patent applications of the Company and $3.5 million in cash, and will assume substantially all of the liabilities of the Company in consideration for $31.5 million aggregate principal amount of Secured Subordinated Promissory Notes due 2001 (the "Notes") of Newco (the "Asset Sale"). The rights of the Company as holder of the Notes are set forth in a Preferred Stock and Noteholder Rights Agreement. The Preferred Stock and Noteholder Rights Agreement further provides for the sale and issuance by Newco of 3,500 shares of Class A Redeemable Preferred Stock, $.01 par value per share (the "Preferred Stock"), for an aggregate purchase price of $3.5 million. Consummation of the Asset Sale is subject to approval by the Company's shareholders and certain other closing conditions, including the certification by the parties to the Merger Agreement that all conditions precedent closing the Merger, other than consummation of the Asset Sale, have been satisfied.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit No.             Description

      10.1 Agreement and Plan of Reorganization dated as of July 21, 1996 by and among Cisco Systems, Inc. ("Cisco"), Cobra Acquisition Corporation and the Company (incorporated by reference to Annex A to the Company's Preliminary Proxy Statement as filed with the Securities and Exchange Commission August 7, 1996 (the "Preliminary Proxy Statement").

      10.2 Asset Purchase Agreement dated as of July 21, 1996 between Telebit (Newco) Inc. and the Company (incorporated by reference to Annex B to the Preliminary Proxy Statement).

      10.3 Preferred Stock Purchase and Noteholder Rights Agreement dated as of July 21, 1996 between Telebit (Newco) Inc. and the Company (incorporated by reference to Annex C to the Preliminary
                              Proxy Statement).

(b)   Reports on Form 8-K

      Not applicable.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TELEBIT CORPORATION




                                                /s/  Brian D. Cohen
Date:  August 13, 1996                             Brian D. Cohen
                                                   Chief Financial Officer
                                                   (signing as duly authorized
                                                    signatory on behalf of the
                                                    Registrant and in his
                                                    capacity as Principal
                                                    Financial and Accounting
                                                    Officer)